Form 10-Q
period 1996-06-30
KMS INDUSTRIES INC
filed 1996-08-14
CIK 56356

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549
                                  Form 10-QSB

(Mark One)
     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996


     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from --------- to ---------


                        Commission file number: 0-2917


                             KMS INDUSTRIES, INC.
       (Exact name of small business issuer as specified in its charter)


        Delaware                                        38-1842108
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                      Identification No.)


              101 North Main Street, Ann Arbor, Michigan   48104
                   (Address of principal executive offices)

                                (313) 769-1100
                          (Issuer's telephone number)


Former address:
(Former name, former address, former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the reistrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                                        Yes  X   No

The number of shares outstanding of the issuer's common stock, $0.08 par value as of July 1, 1996 was 2,958,726.

                                    PART I


FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited quarterly consolidated financial statements should be read in conjunction with the summary of accounting policies and notes to the financial statements included in the Annual Report of the Registrant to its stockholders for the year ending December 31, 1995.

The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996; however, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the information in this filing have been made.

                          CONSOLIDATED BALANCE SHEET
                     KMS INDUSTRIES, INC. AND SUBSIDIARIES
                                  (Unaudited)
                                (In thousands)


                                                 June 30      December 31
                                                   1996          1995
                                                 -------      -----------

Assets
  Current assets
    Cash and cash equivalents                      $111           $463
    Receivables (Note A)                             25             41
    Other                                            47             48
                                                  -----          -----
       Total Current Assets                         183            552

  Property and equipment
    Leasehold improvements                            6              6
    Machinery and equipment                         267            261
    Less accumulated depreciation                  (239)          (233)
                                                  -----          -----
       Net Property and Equipment                    34             34

  Other assets                                       37             53
                                                  -----          -----
Total Assets                                       $254           $639
                                                  =====          =====

Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable                               $174           $258
    Accrued compensation and benefit costs           56             70
    Other accrued liabilities (Note B)               96            104
                                                   ----           ----
      Total Current Liabilities                     326            432

  Stockholders' equity
    Common stock - $0.08 par value
      Authorized - 10,000,000 shres
      Issued - 2,992,561 shares in 1996 and
        2,492,561 shares in 1995                    239            199
    Additional paid-in capital                   29,266         29,216
    Accumulated deficit                         (29,449)       (29,080)
    Treasury stock at cost - 33,835 shares in
      1996 and 33,772 shares in 1995               (128)          (128)
                                                -------        -------
      Total Stockholders' Equity                    (72)           207
                                                -------        -------
Total Liabilities and Stockholders' Equity         $254           $639
                                                =======        =======

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     KMS INDUSTRIES, INC. AND SUBSIDIARIES
                                  (unaudited)
                     (In thousands except per share data)

                                        Three Months Ended  Six Months Ended
                                              June 30            June 30
                                        ------------------  ----------------
                                        1996          1995  1996       1995
                                        ----          ----  ----       ----
Net Operating Revenues
  Gross operating revenues                $0         ($61)    $0       $140
  Allowances and adjustments              81           69     81       (132)
                                       -----        -----  -----      -----
    Net Operating Revenues                81            8     81          8

Costs and Expenes
  Cost of revenue                          0            5      0          7
  Selling, general and administrative    137          269    505        477
                                       -----        -----  -----      -----
    Total Costs and Expenses             137          274    505        484

Other Income (Expense)
  Interest income                          1            0      1          4
  Other (Note A and Note C)               50           65     54         87
                                       -----        -----  -----      -----
    Total Other Income                    51           65     55         91
                                       -----        -----  -----      -----

Loss Before Income Taxes                  (5)        (201)  (369)      (385)

Provision for Income Taxes                 0            0      0          0
                                       -----        -----  -----      -----
Net Loss                                 ($5)       ($201) ($369)     ($385)
                                       =====        =====  =====      =====
Net Loss Per Common and Common
  Equivalent Share                    ($0.00)      ($0.08)($0.15)    ($0.16)
                                       =====        =====  =====      =====
Weighted Average Common and Common
  Equivalent Shares Outstanding        2,542        2,459  2,501      2,460
                                       =====        =====  =====      =====

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     KMS INDUSTRIES, INC. AND SUBSIDIARIES
                                  (Unaudited)
                                (In thousands)

                                                         Six Months Ended
                                                             June 30
                                                         ----------------
                                                         1996        1995
                                                         ----        ----

From Operating Activities
  Net loss from operations                              ($369)      ($385)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                           6           4
    Change in assets and liabilities which
      provided (used) cash:
        Receivables                                        16         (53)
        Other current assets                                1          (4)
        Accounts payable                                  (84)         (6)
        Accrued liabilities                               (22)       (162)
                                                        -----       -----
  Total adjustments                                       (83)       (221)
                                                        -----       -----
  Net cash used in operating activities                  (452)       (606)

From Investing Activities
  Purchases of property and equipment                      (6)          0
  Other                                                    16           8
                                                        -----       -----
  Net cash provided by investing activities                10           8
                                                        -----       -----
From Financing Activities
  Proceeds from sale of stock                              90           0
                                                        -----       -----
  Net cash provided by financing activities                90           0
                                                        -----       -----
Decrease in cash and cash equivalents                    (352)       (598)
Cash and cash equivalents at January 1                    463       1,081
                                                        -----       -----
Cash and cash equivalents at June 30                     $111        $483
                                                        =====       =====
Supplemental Disclosure of Cash Flow Information
  Cash paid during the period for:
    Interest                                               $0          $0
    Income Taxes                                            0          25

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - RECEIVABLES

Receivables consist of the following (in thousands):   June 30   December 31
                                                         1996       1995
                                                       -------   ----------
Due from the U.S. Government under long-term contracts:
     Billed                                               $34          $57
     Unbilled                                           9,450        9,521
                                                        -----        -----
        Subtotals- Billed and Unbilled Receivables      9,484        9,578

Other                                                      31           28
                                                        -----        -----
        Subtotals- Gross Receivables                    9,515        9,606

Less allowances                                         9,490        9,565
                                                        -----        -----

        Totals- Net Receivables                           $25          $41
                                                        =====        =====

         The decrease in the billed accounts receivable from December 31, 1995 to June 30, 1996 was primarily due to the collection of approximately $19,000 of billed receivables generated by the Company's management consulting services in 1995. The remainder of the decrease in billed accounts receivable relate to the collection of small amounts owed to KMS Fusion, Inc. on completed Government contracts.

         The decrease in the unbilled accounts receivable from December 31, 1995 to June 30, 1996 represented the Company invoicing approximately $71,000 of previously unbilled costs as a result of negotiations between Management and the National Aeronautics and Space Administration ("NASA") to close out a contract.

         The increase in other receivables from December 31, 1995 to June 30, 1996 was due to the $50,000 license fee receivable earned by KMS Technology, Inc. in May 1996 less the collection of half of the receivable during the second quarter of 1996 and also the collection of approximately $22,000 of royalties earned by KMS Advanced Products, Inc. in 1995.

         The decrease in receivable allowances from December 31, 1995 to June 30, 1996 represented adjustments made to remove reserves placed on Government contract receivables that were collected during the second quarter of 1996.

NOTE B - OTHER ACCRUED LIABILITIES

 Other accrued liabilities consist of the following
(in thousands):                                    June 30       December 31
                                                     1996           1995
                                                   -------       -----------

Accrued lease obligations                              $53             $53
Accrued EPA expense (Note C)                             5               5
Other accrued expenses                                  38              46
                                                       ---             ---

     Totals- Other Accrued Liabilities                 $96            $104
                                                       ===            ====

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - CONTINGENCIES

Department of Energy Claims

         BREACH CASE: ON JUNE 26, 1996, THE UNITED STATES COURT OF FEDERAL CLAIMS (the "Claims Court") ISSUED ITS DECISION THAT KMS FUSION, INC., A WHOLLY-OWNED SUBSIDIARY OF KMS INDUSTRIES, INC., HAD FAILED TO PROVE THAT THE DOE BREACHED THE CONTRACT BETWEEN THE PARTIES WHEN, AT THE END OF 1991, DOE REFUSED TO EXTEND THE SUBJECT CONTRACT TO COVER THE COMPLETION OF CLOSE-OUT WORK AT THE KMS FACILITY IN ANN ARBOR, MICHIGAN. ACCORDINGLY, THE CLAIMS COURT ENTERED A JUDGMENT AGAINST THE COMPANY AND DISMISSED THE COMPANY'S COMPLAINT. THE COMPANY HAD COMMENCED LITIGATION ON THIS CLAIM ON SEPTEMBER 9, 1994 SEEKING $15,400,000 PLUS INTEREST FROM FEBRUARY 18, 1992 PLUS LEGAL FEES PURSUANT TO THE EQUAL ACCESS TO JUSTICE ACT. IN AUGUST 1995, DOE OBTAINED A PARTIAL SUMMARY JUDGMENT IN ITS FAVOR WITH RESPECT TO THE COMPANY'S CLAIMS FOR LOST PROFITS PURSUANT TO WHICH THE CLAIMS COURT REDUCED THE AMOUNT OF THE CLAIM TO APPROXIMATELY $6,900,000. THE COMPANY HAS FILED AN APPEAL OF THE CLAIMS COURT'S DECISION. ALTHOUGH THE COMPANY STILL BELIEVES ITS CLAIM IS WELL-FOUNDED, NO PREDICTION CAN BE MADE AS TO WHETHER THE COMPANY WILL PREVAIL ON THE APPEAL OF THE CLAIMS COURT'S DECISION ON THE BREACH OF CONTRACT CLAIM AND, IF SO, AS TO WHEN AN AWARD OF DAMAGES MAY ACTUALLY BE RECEIVED BY THE COMPANY.

         Cost Case: This matter, filed in January 1995, alleges that the DOE underpaid amounts owed to the Company for cost reimbursement under the Contract during the period May 1, 1987 though December 31, 1991. Damages claimed are in excess of $3,000,000. The Government filed its answer in April 1995, denying the Company's claims. By letter, dated March 7, 1996, the DOE Contracting Officer issued a unilateral decision to the effect that the Company had been overpaid approximately $5,800,000 for the period in question, and is demanding reimbursement. Management believes that the decision by the DOE Contracting Officer is unfounded, and intends to vigorously defend against the DOE's claim for reimbursement. The trial on the claim for disallowed costs is now scheduled to commence in November
1996.

         Any recovery by the Company against the DOE is subject to a $2,000,000 offset pursuant to the terms of the partial settlement agreement entered into in November 1993 between the Company and the DOE. In addition, the Company has negotiated an arrangement with its legal counsel to provide legal services for the prosecution of its claims against the DOE at half-rates pursuant to which such counsel will receive a 15% contingent interest in the net recovery above $2,000,000, if any. The arrangement also calls for a $250,000 cap on legal fees, excluding appellate services or disbursements, resulting from the litigation of the two claims against the DOE, until a net recovery of at least $500,000 is received by the Company. The $250,000 cap on legal fees has been reached and legal fees are being deferred until an aggregate recovery of at least $500,000 is received by the Company. As a result, the deferred legal fees have created a contingent liability at June 30, 1996 of approximately $77,000 which would be owed to the Company's legal counsel should at least $500,000 be received from the Government.

         The employment agreements between the Company and each of Mr. Long and Liddy provide, as an incentive for them to continue to assist in the litigation, a 12.5% interest in the net recovery above $2,000,000, if any. Thus, any amounts payable to the Company as a result of a judgment against or settlement with the DOE will be subject to reduction to satisfy the foregoing obligations.

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Environmental Protection Agency Cleanup

         The Company, along with three other parties, has been named a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency ("EPA") with respect to apparent chemical contamination at a Florida site where a former division of the Company operated from 1967 to 1976. Several other businesses operated on the site, both before and after the Company's former division; the time period during which the contamination occurred has not been determined. The PRPs entered into an Administrative Order by Consent with the EPA, pursuant to which the PRPs conducted a study of the site. The study was completed in 1992, and removal of all currently known alleged soil contaminants has been completed. In September 1992, the EPA issued a Record of Decision for the groundwater remedy at the site which calls for no action, with limited monitoring, for a period of one year.
The PRP's have subsequently entered into an Administrative Order with EPA to implement the "no action with monitoring" remedy.During 1995, 1994, and 1993, the Company contributed approximately $4,000, $22,000, and $90,000, respectively, under an interim cost-sharing arrangement among the PRPs. The Company anticipates that its 1996 contributions under this interim agreement will be approximately $5,000. This amount has been accrued in the financial statements at December 31, 1995 and at June 30, 1996. The PRPs have received from the EPA a request for payment of response and oversight costs incurred at the Florida site in the aggregate amount of approximately $780,000, of which approximately one-third would be the Company's share, pursuant to the terms of the Participation Agreement among the PRPs. The PRPs are collectively contesting both the amount of the demand and the EPA's entitlement to recover any such amounts. The PRPs are further requesting, in any event, that the EPA forego its demand against the entire group under policies recently issued by the EPA, particularly, in light of the financial inability of the Company to pay any amounts to the EPA.

Employment Agreements

         The Company's Chairman and Chief Executive Officer, Mr. Long and President, Mr. Liddy, are each employed under employment agreements expiring December 31, 1996. In addition, with stockholder approval, each officer purchased 250,000 shares of common stock for $45,000 in June 1996. The employment agreements provide for substantial severance payments under certain circumstances and for a bonus of 12.5% interest in the net recovery from the Company's litigation with the DOE in excess of $2,000,000.
Payments for such severance, if an officer made a claim for severance and establishes his entitlement thereto, would have a material adverse effect on the Company's financial condition.

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - FUTURE PROSPECTS AND MANAGEMENT'S PLAN

         Management's main objective is to aggressively pursue the Company's claims against the DOE. Absent collection of a significant portion of its claims and accounts receivable from the Government, the Company may have insufficient cash to continue operations through 1996. The Company has very limited financial and human resources to devote to the pursuit of its appeal of the Breach of Contract claim decision and the Cost Case. The future of the Company is largely dependent upon the outcome of its pursuit of these claims against the DOE. Any recovery by the Company against the DOE is subject to offset by the DOE in the amount of $2,000,000 and reduction for significant obligations to its legal counsel and pursuant to employment agreements. Unless either or both of the following occurs, there exists a substantial doubt about the Company's ability to continue as a going concern: (1) a favorable judgment or negotiated settlement is achieved in the litigation with the DOE or (2) the Company secures a new source for financing. The possibility that damages will be recovered in the Breach of Contract claim has been rendered less likely by virtue of the Claims Court's dismissal of the Company's complaint in June 1996. Management is unable to predict when, if at all, either of the foregoing events may occur as each is dependent upon the agreement or cooperation of a party or entity other than the Company or factors otherwise outside of the Company's control. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         KMS has no laboratory or manufacturing facilities and limited financial resources with which to develop its technological assets. To facilitate future research and development efforts, a new wholly-owned subsidiary, KMS Technology, Inc. ("KMST"), was incorporated in December 1995. Management has transferred the development efforts of certain promising technologies from KMS Fusion, Inc. to KMST with the hope that additional funding can be more readily secured from outside sources. KMST has already entered into an agreement with a California-based company to license one of its technologies for an initial license fee of $50,000 with additional royalty payments to be received through April 24, 2009 based on the number and type of applications. To the extent its resources permit, KMST is actively pursuing the development of other technologies which appear promising.

              MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS

         The Company generated no gross operating revenue for the three-month and six-month period ending June 30, 1996, compared with approximately ($61,000) and $140,000 during the respective 1995 periods. The gross operating revenue during the first and second quarters of 1995 was generated from the close out of a contract with the National Aeronautics and Space Administration ("NASA").

         The Company recorded a $81,000 adjustment for the three- and six-month periods ending June 30, 1996 to recognize the reversal of excess receivable reserves. During the first and second quarters of 1995, the Company reserved as an allowance against gross revenue and unbilled receivables the difference between actual costs incurred by the Company and the amounts received from NASA. For further discussion regarding the receivable allowances, see "Note A - Receivables" to the Unaudited Consolidated Financial Statements included in this report.

         Cost of revenue decreased from $5,000 and $7,000 during the three- and six-month periods ending June 30, 1995, respectively, to zero during the same periods in 1996. Cost of revenue during the first and second quarters of 1995 related to direct costs associated with terminating the NASA contract while the termination proposal was being audited.

         Selling, general, and administrative expenses decreased by approximately $132,000 (49%) during the three-month period ending June 30, 1996 and increased by approximately $28,000 (6%) during the six-month period ending June 30, 1996 compared with the same periods in 1995. The overall increase in selling, general and administrative expenses is due primarily to the cost of litigating the Company's breach of contract claim against the DOE during the first quarter of 1996. The increase in legal and related expenses was partially offset by a 27% decrease in salaries and fringe benefit costs during the first half of 1996 compared with the same period in 1995.

         Interest income was nominal during the three-month periods ending June 30, 1995 and 1996. Interest income decreased from approximately $4,000 during the six-month period ending June 30, 1995 to only $1,000 during the same period in 1996 due to lower cash balances and the inability to convert receivables into cash.

         Other income decreased from $65,000 and $87,000 during the three- and six-month periods ending June 30, 1995, respectively, to $50,000 and $54,000 during the same periods in 1996. Other income during the first half of 1995 included approximately $77,000 of royalties to be received from the purchaser of the Company's former rugged computer product line. Other income during the first half of 1996 included $50,000 KMS Technology, Inc. ("KMST") earned in May 1996 from licensing one of its technologies. In addition, dividend income decreased from approximately $14,000 during the first half of 1995 to approximately $4,000 during the same period in 1996.

         A net loss of $5,000 and $369,000 resulted from the above factors for the three- and six-month periods ending June 30, 1996, respectively, compared with net losses of $201,000 and $385,000 in the respective 1995 periods. This generated net losses of $0.00 and $0.15 per share during the three- and six-month periods ending June 30, 1996, respectively, compared to a net losses of $0.08 and $0.16 per share for the same periods in 1995.

              MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS

         The Company's cash and cash equivalents at June 30, 1996 of approximately $111,000 consisted of immediately accessible deposits. The Company has no line of credit. Management has generated approximately $230,000 of cash since December 31, 1995 through the following actions: 1) the sale of 500,000 shares of common stock to officers of the Company, 2) the collection of NASA and other Government contract receivables, 3) the collection of management consulting and royalty receivables, and 4) the collection of fees from licensing KMST technologies. Management expects to collect another $25,000 relating to the KMST licensing agreement as well as additional small amounts from Government contract receivables during the second half of 1996. The Company's ongoing obligations, including those under its employment agreements with its Chairman and Chief Executive Officer and its President, require cash expendituries of approximately $20,000 per month. In light of these obligations, and because Management cannot be assured of receiving any other significant amounts of additional cash in the future, the Company may not be able to continue operations through 1996. See the discussion under the caption "Future Prospects." If the Company is unable to continue to meet its obligations under its employment agreements with its Chairman and Chief Executive Officer and its President, such individuals may be entitled to severance payments which could have a material adverse effect on the Company's financial condition.

                                    PART II


OTHER INFORMATION

Item 1.  Legal Proceedings

         See "Note C - Contingencies" to the Unaudited Consolidated Financial Statements


Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 27      Financial Data Schedule

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended June 30, 1996. A Form 8-K was filed on July 2, 1996 to report an event which occurred on June 26, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                         KMS INDUSTRIES, INC.
                                   -------------------------------
                                             (Registrant)




Date:  August 14, 1996             /s/  Patrick B. Long
                                  -------------------------------
                                  Patrick B. Long
                                  Chairman of the Board and Chief
                                  Executive Officer
                                  (principal executive officer)


Date:    August 14, 1996           /s/  Rocko W. Mazzaro
                                  -------------------------------
                                  Rocko W. Mazzaro
                                  Vice President and Chief Financial
                                  Officer (principal financial and
                                  accounting officer)