Form 10-Q
period 1996-09-30
KMS INDUSTRIES INC
filed 1996-11-14
CIK 56356

U.S. Securities and Exchange Commission
                            Washington, D.C.  20549
                                  Form 10-QSB

(Mark One)
     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


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

The number of shares outstanding of the issuer's common stock, $0.08 par value as of October 31, 1996 was 2,958,726.

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

The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996; however, in the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the information in this filing have been made.

                          CONSOLIDATED BALANCE SHEET
                     KMS INDUSTRIES, INC. AND SUBSIDIARIES
                                  (Unaudited)
                                (In thousands)


                                              September 30    December 31
                                                  1996           1995
                                              ------------    -----------

Assets
  Current assets
    Cash and cash equivalents                      $ 34           $463
    Receivables (Note A)                              0             41
    Other                                            39             48
                                                  -----          -----
       Total Current Assets                          73            552

  Property and equipment
    Leasehold improvements                            6              6
    Machinery and equipment                         268            261
    Less accumulated depreciation                  (242)          (233)
                                                  -----          -----
       Net Property and Equipment                    32             34

  Other assets                                       30             53
                                                  -----          -----
Total Assets                                       $135           $639
                                                  =====          =====

Liabilities and Stockholders' Equity
  Current liabilities
    Accounts payable                               $195           $258
    Accrued compensation and benefit costs           46             70
    Other accrued liabilities (Note B)               97            104
                                                   ----           ----
      Total Current Liabilities                     338            432

  Stockholders' equity
    Common stock - $0.08 par value
      Authorized - 10,000,000 shares
      Issued - 2,992,561 shares in 1996 and
        2,492,561 shares in 1995                    239            199
    Additional paid-in capital                   29,266         29,216
    Accumulated deficit                         (29,580)       (29,080)
    Treasury stock at cost - 33,835 shares in
      1996 and 33,772 shares in 1995               (128)          (128)
                                                -------        -------
      Total Stockholders' Equity                   (203)           207
                                                -------        -------
Total Liabilities and Stockholders' Equity         $135           $639
                                                =======        =======

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     KMS INDUSTRIES, INC. AND SUBSIDIARIES
                                  (Unaudited)
                     (In thousands except per share data)

                                      Three Months Ended   Nine Months Ended
                                          September 30        September 30
                                        ----------------    ----------------
                                        1996        1995    1996       1995
                                        ----        ----    ----       ----
Net Operating Revenues
  Gross operating revenues                $0         $14      $0       $154
  Allowances and adjustments              24          25     105       (107)
                                       -----       -----   -----       -----
     Net Operating Revenues               24          39     105         47

Costs and Expenes
  Cost of revenue                          0          25       0         32
  Selling, general and administrative    156         171     661        648
                                       -----       -----   -----      -----
    Total Costs and Expenses             156         196     661        680

Other Income (Expense)
  Interest income                          1           1       2          5
  Other (Note D)                           0          22      54        109
                                       -----       -----   -----      -----
    Total Other Income                     1          23      56        114
                                       -----       -----   -----      -----

Loss Before Income Taxes                (131)       (134)   (500)      (519)

Provision for Income Taxes                 0           0       0          0
                                       -----        -----  -----      -----
Net Loss                               ($131)       ($134) ($500)     ($519)
                                       =====        =====  =====      =====
Net Loss Per Common and Common
  Equivalent Share                    ($0.04)      ($0.05)($0.19)    ($0.21)
                                       =====        =====  =====      =====
Weighted Average Common and Common
  Equivalent Shares Outstanding        2,959        2,459  2,653      2,460
                                       =====        =====  =====      =====

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     KMS INDUSTRIES, INC. AND SUBSIDIARIES
                                  (Unaudited)
                                (In thousands)

                                                         Nine Months Ended
                                                           September 30
                                                         -----------------
                                                         1996        1995
                                                         ----        ----

From Operating Activities
  Net loss from operations                              ($500)      ($519)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                           9           6
    Change in assets and liabilities which
      provided (used) cash:
        Receivables                                        41          32
        Other current assets                                9           0
        Accounts payable                                  (63)        (23)
        Accrued liabilities                               (31)       (169)
                                                        -----       -----
  Total adjustments                                       (35)       (154)
                                                        -----       -----
  Net cash used in operating activities                  (535)       (673)

From Investing Activities
  Purchases of property and equipment                      (7)          0
  Other                                                    23          14
                                                        -----       -----
  Net cash provided by investing activities                16          14
                                                        -----       -----
From Financing Activities
  Proceeds from sale of stock                              90           0
                                                        -----       -----
  Net cash provided by financing activities                90           0
                                                        -----       -----
Decrease in cash and cash equivalents                    (429)       (659)
Cash and cash equivalents at January 1                    463       1,081
                                                        -----       -----
Cash and cash equivalents at September 30                 $34        $422
                                                        =====       =====
Supplemental Disclosure of Cash Flow Information
  Cash paid during the period for:
    Interest                                               $0          $0
    Income taxes                                            0          25

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - RECEIVABLES

Receivables consist of the following               September 30  December 31
 (in thousands):                                       1996          1995
                                                   ------------   ----------
Due from the U.S. Government under long-term contracts:
     Billed                                               $34          $57
     Unbilled                                           9,427        9,521
                                                        -----        -----
        Subtotals- Billed and Unbilled Receivables      9,461        9,578

Other                                                       6           28
                                                        -----        -----
        Subtotals- Gross Receivables                    9,467        9,606

Less allowances                                        (9,467)      (9,565)
                                                        -----        -----

        Totals- Net Receivables                            $0          $41
                                                        =====        =====

         The decrease in the billed accounts receivable from December 31, 1995 to September 30, 1996 was primarily due to the collection of approximately $19,000 of billed receivables generated by the Company's management consulting services in 1995. The remainder of the decrease in billed accounts receivable relate to the collection of small amounts owed to KMS Fusion, Inc. on completed Government contracts.

         The decrease in the unbilled accounts receivable from December 31, 1995 to September 30, 1996 was primarily the result of the Company invoicing approximately $71,000 of previously unbilled costs as a result of negotiations between Management and the National Aeronautics and Space Administration ("NASA") to close out a contract. The remainder of the decrease in the unbilled accounts receivable since December 31, 1995 was due to negotiated settlements on two smaller completed Government contracts during the third quarter of 1996.

         The decrease in other receivables from December 31, 1995 to September 30, 1996 was due to the collection during 1996 of approximately $22,000 of royalties earned by KMS Advanced Products, Inc. in 1995.

         The decrease in receivable allowances from December 31, 1995 to September 30, 1996 represented adjustments made to remove reserves placed on Government contract receivables that were collected during the second and third quarters of 1996.

NOTE B - OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the         September 30  December 31
following (in thousands):                            1996         1995
                                                 ------------  -----------

Accrued lease obligations                              $53             $53
Accrued EPA expense (Note C)                             5               5
Other accrued expenses                                  39              46
                                                       ---             ---
     Totals- Other Accrued Liabilities                 $97            $104
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

         Cost Case: This matter, filed in January 1995, alleges that the DOE underpaid amounts owed to the Company for cost reimbursement under the Contract during the period May 1, 1987 though December 31, 1991. Damages claimed are in excess of $3,000,000. The Government filed its answer in April 1995, denying the Company's claims. By letter, dated March 7, 1996, the DOE Contracting Officer issued a unilateral decision to the effect that the Company had been overpaid approximately $5,800,000 for the period in question, and is demanding reimbursement. Management believes that the decision by the DOE Contracting Officer is unfounded, and intends to vigorously defend against the DOE's claim for reimbursement. The trial on the claim for disallowed costs is now scheduled to commence in February
1997.

         Any recovery by the Company against the DOE is subject to a $2,000,000 offset pursuant to the terms of the partial settlement agreement entered into in November 1993 between the Company and the DOE. In addition, the Company has negotiated an arrangement with its legal counsel to provide legal services for the prosecution of its claims against the DOE at half-rates pursuant to which such counsel will receive a 15% contingent interest in the net recovery above $2,000,000, if any. The arrangement also calls for a $250,000 cap on legal fees, excluding appellate services or disbursements, resulting from the litigation of the two claims against the DOE, until a net recovery of at least $500,000 is received by the Company. The $250,000 cap on legal fees has been reached and legal fees are being deferred until an aggregate recovery of at least $500,000 is received by the Company. As a result, the deferred legal fees have created a contingent liability at September 30, 1996 of approximately $84,000 which would be owed to the Company's legal counsel should at least $500,000 be received from the Government.

         The employment agreements between the Company and each of Mr. Long and Mr. Liddy provide, as an incentive for them to continue to assist in the litigation, a 12.5% interest in the net recovery above $2,000,000, if any. Thus, any amounts payable to the Company as a result of a judgment against or settlement with the DOE will be subject to reduction to satisfy the foregoing obligations.

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Environmental Protection Agency Cleanup

         The Company, along with three other parties, has been named a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency ("EPA") with respect to apparent chemical contamination at a Florida site where a former division of the Company operated from 1967 to 1976. Several other businesses operated on the site, both before and after the Company's former division; the time period during which the contamination occurred has not been determined. The PRPs entered into an Administrative Order by Consent with the EPA, pursuant to which the PRPs conducted a study of the site. The study was completed in 1992, and removal of all currently known alleged soil contaminants has been completed. In September 1992, the EPA issued a Record of Decision for the groundwater remedy at the site which calls for no action, with limited monitoring, for a period of one year. The PRP's have subsequently entered into an Administrative Order with EPA to implement the "no action with monitoring" remedy. During 1995, 1994, and 1993, the Company contributed approximately $4,000, $22,000, and $90,000, respectively, under an interim cost-sharing arrangement among the PRPs. The Company anticipates that its 1996 contributions under this interim agreement will be approximately $5,000. This amount has been accrued in the financial statements at December 31, 1995 and at September 30, 1996. The PRPs have received from the EPA a request for payment of response and oversight costs incurred at the Florida site in the aggregate amount of approximately $780,000, of which approximately one-third would be the Company's share, pursuant to the terms of the Participation Agreement among the PRPs. The PRPs are collectively contesting both the amount of the demand and the EPA's entitlement to recover any such amounts. The PRPs are further requesting, in any event, that the EPA forego its demand against the entire group under policies recently issued by the EPA, particularly, in light of the financial inability of the Company to pay any amounts to the EPA.

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

              MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS

         The Company generated no gross operating revenue for the three- and nine-month periods ending September 30, 1996, compared with $14,000 and $154,000 during the respective 1995 periods. The gross operating revenue during the first three quarters of 1995 was generated primarily from the close out of a contract with the National Aeronautics and Space Administration ("NASA"). The Company also recognized revenue of $39,000 and $47,000 for management consulting services for the three- and nine-month periods ending September 30, 1995, respectively.

         The Company recorded adjustments of $24,000 and $105,000 for the three- and nine-month periods ending September 30, 1996, respectively, to recognize the reversal of excess receivable reserves. During the first three quarters of 1995, the Company reserved as an allowance against gross revenue and unbilled receivables the difference between actual costs incurred by the Company and the amounts received from NASA. For further discussion regarding the receivable allowances, see "Note A - Receivables" to the Unaudited Consolidated Financial Statements included in this report.

         Cost of revenue decreased from $25,000 and $32,000 during the three- and nine-month periods ending September 30, 1995, respectively, to zero during the same periods in 1996. Cost of revenue during the three- and nine-month periods ending September 30, 1995 was primarily the result of outside consulting work performed by the Company's management.

         Selling, general, and administrative expenses decreased by approximately $15,000 (9%) during the three-month period ending September 30, 1996 and increased by approximately $13,000 (2%) during the nine-month period ending September 30, 1996 compared with the same periods in 1995.
The overall increase in selling, general and administrative expenses is due primarily to the cost of litigating the Company's breach of contract claim against the DOE during the first quarter of 1996. The increase in legal and related expenses was partially offset by a 29% decrease in salaries and fringe benefit costs during the first three quarters of 1996 compared with the same period in 1995.

         Interest income remained at $1,000 for the three-month periods ending September 30, 1995 and 1996. Interest income decreased from $5,000 during the nine-month period ending September 30, 1995 to $2,000 during the same period in 1996 due to lower cash balances and the inability to convert receivables into cash.

         Other income decreased from $22,000 and $109,000 during the three- and nine-month periods ending September 30, 1995 to zero and $54,000, respectively, during the same periods in 1996. Other income during 1995 included approximately $77,000 of royalties to be received from the purchaser of the Company's former rugged computer product line. Other income during 1996 included $50,000 which KMST earned from licensing one of its technologies. In addition, dividend income decreased from approximately $19,000 during the first three quarters of 1995 to approximately $4,000 during the same period in 1996.

         A net loss of $131,000 and $500,000 resulted from the above factors for the three- and nine-month periods ending September 30, 1996, respectively, compared with net losses of $134,000 and $519,000 during the respective 1995 periods. This generated a net loss of $0.04 and $0.19 per share during the three- and nine-month periods ending September 30, 1996, respectively, compared to net losses of $0.05 and $0.21 per share for the same periods in 1995.

              MANAGEMENT'S ANALYSIS OF THE RESULTS OF OPERATIONS

         The Company's cash and cash equivalents at September 30, 1996 of approximately $34,000 consisted of immediately accessible deposits. The Company has no line of credit. Management has generated approximately $280,000 of cash since December 31, 1995 through the following actions: 1) the sale of 500,000 shares of common stock to officers of the Company, 2) the collection of NASA and other Government contract receivables, 3) the collection of management consulting and royalty receivables, and 4) the collection of fees from licensing KMST technologies. The Company's ongoing obligations, including those under its employment agreements with its Chairman and Chief Executive Officer and its President, require cash expenditures in excess of its cash and cash equivalents at September 30, 1996. If the Company is unable to continue to meet its obligations under its employment agreements with its Chairman and Chief Executive Officer and its President, such individuals may be entitled to severance payments which could have a material adverse effect on the Company's financial condition. The Company failed to meet its salary obligations to its Chairman and Chief Executive Officer and to its President during the month of October 1996. The two officers have not yet made a decision whether or not to demand severance payments from the Company in accordance with their respective employment agreements. In light of these obligations, and because Management cannot be assured of receiving any significant amounts of additional cash in the future, the Company may not be able to continue operations through 1996. See the discussion under the caption "Future Prospects."

                                    PART II


OTHER INFORMATION

Item 1.  Legal Proceedings

         See "Note C - Contingencies" to the Unaudited Consolidated Financial Statements


Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 27      Financial Data Schedule

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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



                                         KMS INDUSTRIES, INC.
                                   -------------------------------
                                             (Registrant)




Date:  November 13, 1996          /s/  Patrick B. Long
                                  -------------------------------
                                  Patrick B. Long
                                  Chairman of the Board and Chief
                                  Executive Officer
                                  (principal executive officer)


Date:  November 13, 1996          /s/  Rocko W. Mazzaro
                                  -------------------------------
                                  Rocko W. Mazzaro
                                  Vice President and Chief Financial
                                  Officer (principal financial and
                                  accounting officer)